Form 10-K
period 2017-12-31
CSAIL 2016-C7 Commercial Mortgage Trust
filed 2018-03-23
CIK 1688149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Silverpeak Real Estate Finance LLC)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4014749 38-4014750 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 272-6858

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

Not applicable.

EXPLANATORY NOTES

The Coconut Point Mortgage Loan, the Gurnee Mills Mortgage Loan and the Peachtree Mall Mortgage Loan, which constituted approximately 13.0%, 9.8% and 3.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Coconut Point Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Gurnee Mills Mortgage Loan which is an asset of the issuing entity and five other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Peachtree Mall Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Coconut Point Mortgage Loan, the Gurnee Mills Mortgage Loan and the Peachtree Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the certificate administrator of the GLP Industrial Portfolio B Mortgage Loan and the primary servicer, special servicer and certificate administrator of the 9 West 57th Street Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the 9 West 57th Street Mortgage Loan and the trustee and custodian of the GLP Industrial Portfolio B Mortgage Loan. As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement and the 9 West 57th Street Mortgage Loan. Pursuant to the Pooling and Servicing Agreement and the trust and servicing agreement for the JPMCC 2016-NINE Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement and the 9 West 57th Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

With respect to the pari passu loan combination that includes the GLP Industrial Portfolio B Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer of the GLP Industrial Portfolio B Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of the GLP Industrial Portfolio B Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the GLP Industrial Portfolio B Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of the GLP Industrial Portfolio B Mortgage Loan,  listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Coconut Point Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on November 22, 2016 pursuant to Rule 424(b)(2)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $17,021,014.00 for the twelve- month period ended December 31, 2017.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee and KeyBank National Association, as primary servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the Servicers’ motion to dismiss was granted. The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

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

4.7           Amended And Restated Co-Lender Agreement, dated as of May 26, 2016, by and among Wells Fargo Bank, National Association, not in its individual capacity but solely as trustee for the benefit of the Holders of CSMC 2015-GLPB Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-1 Holder, Note A-2 Holder, Note B-1 Holder and Note B-2 Holder and Column Financial, Inc., as Note A-3-1 Holder and Note A-3-2 Holder and Wells Fargo Bank, National Association, not in its individual capacity but solely as trustee for the benefit of the Holders of MSCI 2016-UBS9 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of September 26, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A Holder and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein).

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

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan (see Exhibit 35.3)

35.13       KeyBank National Association, as Primary Servicer of the GLP Industrial Portfolio B Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       AEGON USA Realty Advisors, LLC, as Special Servicer of the GLP Industrial Portfolio B Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the GLP Industrial Portfolio B Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan

35.17       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 35.3)

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

99.3         Mortgage Loan Purchase Agreement, dated as of November 10, 2016, between Credit Suisse Commercial Mortgage Securities Corp. and Silverpeak Real Estate Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein)

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

Date: March 23, 2018

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

4.7           Amended And Restated Co-Lender Agreement, dated as of May 26, 2016, by and among Wells Fargo Bank, National Association, not in its individual capacity but solely as trustee for the benefit of the Holders of CSMC 2015-GLPB Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-1 Holder, Note A-2 Holder, Note B-1 Holder and Note B-2 Holder and Column Financial, Inc., as Note A-3-1 Holder and Note A-3-2 Holder and Wells Fargo Bank, National Association, not in its individual capacity but solely as trustee for the benefit of the Holders of MSCI 2016-UBS9 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as Note A-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of September 26, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A Holder and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein).

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

35.11      Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 35.2)

35.12      Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan (see Exhibit 35.3)

35.13      KeyBank National Association, as Primary Servicer of the GLP Industrial Portfolio B Mortgage Loan (Omitted. See Explanatory Notes.)

35.14      AEGON USA Realty Advisors, LLC, as Special Servicer of the GLP Industrial Portfolio B Mortgage Loan (Omitted. See Explanatory Notes.)

35.15      Wells Fargo Bank, National Association, as Certificate Administrator of the GLP Industrial Portfolio B Mortgage Loan (see Exhibit 35.3)

35.16      Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan

35.17      Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan

35.18      Wells Fargo Bank, National Association, as Certificate Administrator of the 9 West 57th Street Mortgage Loan (see Exhibit 35.3)

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

99.3         Mortgage Loan Purchase Agreement, dated as of November 10, 2016, between Credit Suisse Commercial Mortgage Securities Corp. and Silverpeak Real Estate Finance LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein)