Form 10-K
period 2020-12-31
CSAIL 2016-C7 Commercial Mortgage Trust
filed 2021-03-25
CIK 1688149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Coconut Point Mortgage Loan, the Gurnee Mills Mortgage Loan and the Peachtree Mall Mortgage Loan, which constituted approximately 13.0%, 9.8% and 3.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Coconut Point Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Gurnee Mills Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Peachtree Mall Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Coconut Point Mortgage Loan, the Gurnee Mills Mortgage Loan and the Peachtree Mall Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The GLP Industrial Portfolio B Mortgage Loan, previously an asset of the issuing entity being serviced under the trust and servicing agreement for the CSMC 2015-GLPB transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 9 West 57th Street Mortgage Loan, which constituted approximately 6.5% of the asset pool of the issuing entity as of its cut-off date.  The 9 West 57th Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 9 West 57th Street Mortgage Loan and five other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the J.P. Mortgage Chase Commercial Mortgage Securities Trust 2016-NINE transaction (the “JPMCC 2016-NINE Transaction”). This loan combination, including the 9 West 57th Street Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2016-NINE Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

The assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement of the certificate administrator of the 9 West 57th Street Mortgage Loan is omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because it is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Coconut Point Mortgage Loan (Loan ID 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on November 22, 2016 pursuant to Rule 424(b)(2)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,516,147.00 for the twelve-month period ended December 31, 2020.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 9 West 57th Street Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the JPMCC 2016-NINE Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the JPMCC 2016-NINE Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2016-NINE Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.2          Trust and Servicing Agreement, dated as of September 26, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein).

4.3          Agreement Between Note Holders, dated as of September 7, 2016, by and between Column Financial, Inc., as Initial Note A-1 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein).

4.4          Agreement Between Note Holders, dated as of November 3, 2016, by and between Column Financial, Inc., as Initial Note A-1A Holder and Initial Note A-1B Holder, Wells Fargo Bank, National Association, as Initial Note A-2A Holder and Initial Note A-2B Holder, and Regions Bank, as Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein).

4.5          Amended And Restated Agreement Between Note Holders, dated as of September 15, 2016, by and between Wilmington Trust, National Association, as trustee, for the benefit of the registered Holders of the SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-1 Holder, SPREF WH III LLC, as Initial Note A-2 Holder, SPREF WH III LLC, as Initial Note A-3 Holder, and SPREF WH III LLC, as Initial Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein).

4.6          Co-Lender Agreement, dated as of September 26, 2016, by and between JPMorgan Chase Bank, National Association, as Initial Note A Holder and JPMorgan Chase Bank, National Association, as Initial Note B Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 22, 2016 under Commission File No. 333-207361-03 and incorporated by reference herein).

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

33.26       Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (see Exhibit 33.5)

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.31       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.32       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 33.5)

33.34       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.7)

33.35       National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 33.8)

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

34.26       Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (see Exhibit 34.5)

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.31       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.32       Wilmington Trust, National Association, as Trustee of the 9 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Wells Fargo Bank, National Association, as Custodian of the 9 West 57th Street Mortgage Loan (see Exhibit 34.5)

34.34       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.7)

34.35       National Tax Search, LLC, as Servicing Function Participant of the 9 West 57th Street Mortgage Loan (see Exhibit 34.8)

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

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Gurnee Mills Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 35.1)

35.11       Wells Fargo Bank, National Association, as Special Servicer of the 9 West 57th Street Mortgage Loan (see Exhibit 35.1)

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

Date: March 25, 2021